Form 10-Q
period 2008-09-30
TRIMEX EXPLORATION INC.
filed 2008-11-19
CIK 1445314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____to______

Commission File No. 333-153641

TRIMEX EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3 Canada
(Address of principal executive offices) (zip code)

604.647.0630
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 17, 2008, there were 4,500,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Trimex Exploration Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

September 30, 2008

(Presented In US Dollars)

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Presented in US Dollars)

	September 30	June 30
	2008	2008
	(Unaudited)	(Audited)

Assets
Current
Cash	$121,894	$109,091
Funds held in trust	-	4,562

Total assets	$121,894	$113,653

Liabilities
Current
Accounts payable and accrued liabilities	$11,886	$11,946

Stockholders' Equity
Capital stock (Note 4)
Authorized:
200,000,000 common shares, par value $0.001 per
share
Issued and outstanding:
4,500,000 common shares	4,500	3,000
Share subscriptions payable	-	116,500
Additional paid-in capital	175,500	27,000
Deficit accumulated during the exploration stage	(69,992)	(44,793)
Total stockholders' equity	110,008	101,707

Total liabilities and stockholders' equity	$121,894	$113,653

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Presented in US Dollars)

		From
		Inception
	Three Months	on January 16
	Ended	2008 Through
	September 30	September 30
	2008	2008

General and administrative expenses
Accounting and legal	$16,979	$33,833
Bank charges	126	237
Consulting	-	3,481
Office expenses	123	430
Transfer agent	3,791	3,791
Travel	4,180	7,307
Total general and administrative expenses	25,199	49,079

Impairment of mineral property	-	20,000

Loss before income taxes	(25,199)	(69,079)

Income taxes	-	-

Net loss and comprehensive loss	$(25,199)	$(69,079)

Basic and diluted loss per common share	$(0.01)

Weighted average number of basic and diluted
common shares outstanding	4,271,739

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Presented in US Dollars)

		From
		Inception
	Three Months	on January 16
	Ended	2008 Through
	September 30	September 30
	2008	2008

Cash provided by (used in)
Operating activities
Net loss	$(25,199)	$(69,079)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	60	20,535
Cash used in operating activities	(25,259)	(48,544)

Financing activities
Issuance of common stock	33,500	180,000
Cash provided by financing activities	33,500	180,000

Net increase in cash	8,241	131,456

Cash, beginning of period	113,653	-

Cash, end of period	$121,894	$131,456

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Presented in US Dollars)

For the Period from Inception on January 16, 2008 through September 30, 2008

					Deficit
					accumulated
	Common stock		Additional	Share	during
	Number of		paid-in	subscriptions	exploration
	shares	Amount	capital	payable	stage	Total

Balance at inception	-	$-	$-	$-	$-	$-
Issuance of common stock for
cash at $0.01 per share	3,000,000	3,000	27,000	-	-	30,000
Share subscriptions received	-	-	-	116,500	-	116,500
Net loss for the period	-	-	-	-	(44,793)	(44,793)
Balance, June 30, 2008	3,000,000	3,000	27,000	116,500	(44,793)	101,707
Issuance of common stock for
cash at $0.01 per share	1,500,000	1,500	148,500	(116,500)	-	33,500
Net loss for the period	-	-	-	-	(25,199)	(25,199)
Balance, September 30, 2008	4,500,000	$4,500	$175,500	$-	$(69,992)	$110,008

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008

1.	Nature of Operations and Going Concern

Trimex Exploration Inc. (the “Company”) was incorporated in the State of Nevada on January 16, 2008. The Company is engaged in the exploration, development, and acquisition of mineral properties.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended June 30, 2008. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements.

3.	Mineral property interest

On June 2, 2008, the Company, through its subsidiary, acquired a 100% interest in a mineral claim located in the state of Sinaloa, Mexico from an unrelated party, for cash consideration of $20,000.

4.	Capital Stock

During the period ended September 30, 2008, the Company completed a private placement of 1,500,000 shares of common stock of the Company at a price of $0.10 per share for aggregate proceeds of $150,000.

Trimex Exploration Inc.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008

5.	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values.

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration or development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Trimex” mean Trimex Exploration Inc. and its subsidiaries, unless the context clearly requires otherwise.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We were incorporated in the state of Nevada on January 16, 2008. On June 2, 2008, we acquired a 100% interest in a mining concession that we refer to as the Venado property. The Venado property is located in the municipality of Sinaloa, state of Sinaloa. Exploration of this mining concession is required before a final determination as to its viability can be made. On May 1, 2008, we incorporated our wholly owned subsidiary, Trimex Exploracion, S.A. de C.V. in Mexico in order to hold our property in Mexico.

We have not commenced our planned exploration program. Our plan of operation is to carry out exploration work on our Venado property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold and silver, but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Venado property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow our subsidiary’s business to fund the continuation of our consolidated business operations. We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

RESULTS OF OPERATIONS

Three Month Summary

		Period from
		Inception
	Three Months Ended	(Jan 16, 2008)
	Sept. 30, 2008	to Sept. 30, 2008
Revenue	$-	$-
General and Administrative Expenses	25,199	49,079
Net Loss	$25,199	69,079

Revenue

We had no operating revenues for the three month periods ended September 30, 2008. We anticipate that not generate any revenues as long as we are in the exploration stage of our development.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

Three Months Ended
September 30, 2008
Accounting and legal	$16,979
Bank charges	126
Consulting	-
Office expenses	123
Transfer agent	3,791
Travel	4,180
Total Expenses	$25,199

General and Administrative

General and administrative expenses include amounts that we pay in connection with the administration of our business. Our general and administrative expenses have been minimal to date.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital
	Three Months Ended Sept 30, 2008	Year Ended June 30, 2008
Current Assets	$121,894	$113,653
Current Liabilities	11,886	11,946
Working Capital	$110,008	$101,707

Cash Flows
	Three Months Ended Sept 30, 2008	Period from Inception (Jan 16, 2008) to Sept 30, 2008
Cash used in Operating Activities	$(25,259)	$(48,544)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	33,500	180,000
Net Increase in Cash	$8,241	$131,456

Since our inception, we have relied on equity capital to fund our operations and mineral property acquisition and exploration activities. Since our inception, we completed sales of our equity securities for total proceeds of $180,000. On January 16, 2008, we issued an aggregate of 3,000,000 shares of our common stock to Aaron Ui, our president, chief executive officer, and director, and Michael Addams, our chief financial officer, secretary, treasurer, and director at a price of $0.01 per share for gross proceeds of $30,000. On July 16, 2008, we issued 1,500,000 shares of our common stock to 36 subscribers at an offering price of $0.10 per share for gross offering proceeds of $150,000.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(25,259) during the three months ended September 30, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided by investing activities during the three months ended September 30, 2008.

Cash from Financing Activities

We received cash from financing activities in the amount of $33,500 during the three months ended September 30, 2008.

Going Concern

As of September 30, 2008, we had cash of $121,894 and we estimate that we will require approximately $55,000 to fund our business operations over the next twelve months. Accordingly, we have sufficient funds for planned operations, however, we will be required to raise additional funds for operations after that date.

The audited financial statements accompanying our Form S-1 for the year ended June 30, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the June 30, 2008 financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Exploration Stage Company

We are considered to be in the exploration stage. We are devoting substantially all of present efforts to exploring and identifying mineral properties suitable for development.

Accounting Principles

Our accounting and reporting policies conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

Mineral Property Exploration

We are in the exploration stage and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition, exploration, and development of mineral properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS 143. This standard requires recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. Such asset retirement cost must be recognized at fair value, when a reasonable estimate of fair value can be made, in the period in which it is incurred, added to the carrying value of the asset and amortized into income on a systematic basis over its useful life.

As at June 30, 2008 we have not incurred any asset retirement obligations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. All transactions initiated in foreign currencies are translated into the United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
  non-monetary assets at historical rates; and
  revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

Risks and Uncertainties

If we do not obtain additional financing, our business will fail.

As of September 30, 2008, we had cash in the amount of $121,894. If, after our planned two phase exploration program is completed, significant additional exploration activities are warranted and recommended by our consulting geologist, we will likely require additional financing in order to move forward with our development of the Venado property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Venado property into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, and other metallic minerals and the costs of exploring for or commercial production of these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have incurred the net loss of $69,079 since our inception on January 16, 2008 through September 30, 2008 and do not have any revenues, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $25,199 for the three month period ended September 30, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in a mineral property. Our independent auditors have issued a going concern opinion and have raised substantial doubt about our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The independent auditors’ going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have just planned the initial stages of exploration on our recently acquired mineral property, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on January 16, 2008, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring a mineral property. We have not earned any revenues and have not achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral property, we will fail and you will lose your entire investment in this offering.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Venado property without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Venado property. We intend to carry out an exploration program that has been recommended by a consulting geologist. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our mineral property. Potential investors should be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Venado property, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully achieve commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to achieve commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment.

Because access to our mineral property is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the mineral property is restricted to the period between December and July of each year because the period between August and October are typically rainy season in the area. We can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail and the loss of your entire investment.

As we undertake exploration of our mineral property, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program, which could increase our expenses.

We will be subject to the mining laws and regulations in Mexico as we carry out our exploration program. We will be required to pay mining taxes to the Mexican government. We will be required to prove our compliance with relevant Mexican environmental and workplace safety laws, regulations and standards by submitting receipts showing the purchase of equipment used for workplace safety or the prevention of pollution or the undertaking of environmental remediation projects before we are able to obtain drilling permits. If our exploration activities lead us to make a decision to go into mining production, before we initiate a major drilling program, we will have to obtain an environmental impact statement authorization. This could potentially take more than 10 months to obtain and could potentially be refused. New regulations, if any, could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

If we do not find a joint venture partner for the continued development of our mineral property, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our mineral property. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior mineral resource exploration companies which have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral property to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you may lose your entire investment.

Because our executive officers have limited experience in mineral exploration and do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers have limited experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral resource exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral property. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral resource exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral property with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment.

Because our executive officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officers devote approximately 15% of their working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our officers and directors.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may affect the market price of our common stock in a materially adverse manner.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Since our common stock has never been traded, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline. If this happens, investors may have difficulty selling their shares and may not be able to sell their shares at all.

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his, her, or its investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;

  changes in market valuations of similar companies; and

  the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional shares of our common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of November 17, 2008, there were 4,500,000 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Subscription Agreement dated January 16, 2008 with Aaron Ui (1)
10.2	Subscription Agreement dated January 16, 2007 with Michael Addams (1)
10.3	Form of Subscription Agreement used in the private placement that closed on July 16, 2008 between our company and 36 investors (1)
10.4	Consulting Services Agreement dated January 1, 2008 between our company and Ezra Jimenez (1)
10.5	Contract for Consulting Services dated June 1, 2008 between our company and Foremost Geological Consulting (1)
10.6	Cession Mining Rights Agreement dated June 2, 2008 between Trimex Exploracion S.A. de C.V. and Minera Canvista S.A. de C.V. (1)
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Aaron Ui
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Michael Addams

Exhibit
Number	Description
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith
(1)	Incorporated by reference to our Registration Statement on Form S-1, filed September 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMEX EXPLORATION INC.

/s/ Aaron Ui
By: Aaron Ui
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: November 18, 2008

/s/ Michael Addams

By: Michael Addams
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: November 18, 2008