Form 10-Q
period 2008-12-31
TRIMEX EXPLORATION INC.
filed 2009-02-17
CIK 1445314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 6, 2009, there were 4,500,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Trimex Exploration Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

December 31, 2008

(Presented In US Dollars)

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Presented in US Dollars)

	December 31	June 30
	2008	2008
	(Unaudited)	(Audited)

Assets
Current
Cash	$95,586	$109,091
Funds held in trust	17	4,562

Total assets	$95,603	$113,653

Liabilities
Current
Accounts payable and accrued liabilities	$13,713	$11,946

Stockholders' Equity
Capital stock (Note 4)
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,500,000 (June 30, 2008 - 3,000,000) common shares	4,500	3,000
Share subscriptions payable	-	116,500
Additional paid-in capital	175,500	27,000
Deficit accumulated during the exploration stage	(98,110)	(44,793)
Total stockholders' equity	81,890	101,707

Total liabilities and stockholders' equity	$95,603	$113,653

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Presented in US Dollars)

			From
			Inception on
	Three Months	Six Months	January 16
	Ended	Ended	2008 through
	December 31	December 31	December 31
	2008	2008	2008

General and administrative expenses
Accounting and legal	$18,892	$35,871	$53,638
Bank charges	90	216	327
Consulting	1,877	1,877	5,358
Foreign exchange loss	347	347	347
Office expenses	633	756	1,063
Transfer agent	648	4,439	4,439
Travel	598	4,778	7,905
Total general and administrative expenses	23,085	48,284	73,077

Mineral property expenses
Consulting	1,000	1,000	1,000
Travel	4,033	4,033	4,033
Impairment of mineral property	-	-	20,000
Total mineral property expenses	5,033	5,033	25,033

Loss before income taxes	(28,118)	(53,317)	(98,110)

Income taxes	-	-	-

Net loss and comprehensive loss	$(28,118)	$(53,317)	$(98,110)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted
common shares outstanding	4,500,000	4,393,443

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Presented in US Dollars)

			From
	Three		Inception on
	Months	Six Months	January 16
	Ended	Ended	2008 through
	December 31	December 31	December 31
	2008	2008	2008

Cash provided by (used in)
Operating activities
Net loss	$(28,118)	$(53,317)	$(98,110)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,827	1,767	13,713
Cash used in operating activities	(26,291)	(51,550)	(84,397)

Financing activities
Issuance of common stock for cash	-	33,500	180,000
Cash provided by financing activities	-	33,500	180,000

(Decrease) increase in cash	(26,291)	(18,050)	95,603

Cash, beginning of period	121,894	113,653	-

Cash, end of period	$95,603	$95,603	$95,603

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity
(Presented in US Dollars)

For the Period from Inception on January 16, 2008 through December 31, 2008

					Deficit
					accumulated
	Common stock		Additional	Share	during
	Number of		paid-in	subscriptions	exploration
	shares	Amount	capital	payable	Stage	Total

Balance at inception	-	$-	$-	$-	$-	$-

Issuance of common stock for
cash at $0.01 per share	3,000,000	3,000	27,000	-	-	30,000
Share subscriptions received	-	-	-	116,500	-	116,500

Net loss for the period	-	-	-	-	(44,793)	(44,793)

Balance, June 30, 2008	3,000,000	$3,000	$27,000	$116,500	$(44,793)	$101,707

Private placement	1,500,000	1,500	148,500	(116,500)	-	33,500

Net loss for the period	-	-	-	-	(53,317)	(53,317)

Balance, December 31, 2008	4,500,000	$4,500	$175,500	$-	$(98,110)	$81,890

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars)

December 31, 2008

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended June 30, 2008. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements.

3.	Mineral property interest

On June 2, 2008, the Company, through its subsidiary, acquired a 100% interest in a mineral claim located in the state of Sinaloa, Mexico from an unrelated party, for cash consideration of $20,000.

4.	Capital Stock

During the period ended December 31, 2008, the Company completed a private placement of 1,500,000 shares of common stock of the Company at a price of $0.10 per share for aggregate proceeds of $150,000.

Trimex Exploration Inc.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars)

December 31, 2008

5.	Financial Instruments

The Company’s financial instruments consist of cash, funds held in trust, and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values.

Currency risk

The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuations between the currency in which the Company operates and the U.S. dollar.

Cash balances

The Company maintains its cash in institutions with high credit-worthiness. At December 31, 2008, all of the company’s cash is held outside of the United States, and is therefore not covered by the Federal Deposit Insurance Corporation or any other government legislation.

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

We commenced our planned exploration program during the quarter ended December 31, 2008. Our consulting geologist visited the Venado Property on December 10, 2008 in order to properly plan the first phase of the upcoming field program. We intend to conduct a two phase exploration program for the Venado property. The first phase of our exploration program is anticipated to cost approximately $10,000. This phase is expected to consist of an intense program of mapping and prospecting through the property. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of detailed follow-up sampling and mapping of the entire property. This phase will cost approximately $20,000. The existence of commercially exploitable mineral deposits in the Venado property is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months Ended	Six Months Ended
	December 31,	December 31
	2008	2008

Revenue	$-	$-
General and Administrative Expenses	23,085	48,284
Net Loss	$28,118	$53,317

Revenue

We had no operating revenues for the three and six month periods ended December 31, 2008. We anticipate that we will not generate any revenues as long as we are in the exploration stage of our development.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended	Six Months Ended
	December 31,	December 31
	2008	2008
Accounting and legal	$18,892	$35,871
Bank charges	90	216
Consulting	1,877	1,877
Foreign exchange loss	347	347
Office expenses	633	756
Transfer agent	648	4,439
Travel	598	4,778
Total Expenses	$23,085	$48,284

General and Administrative

General and administrative expenses include amounts that we pay in connection with the administration of our business. Our general and administrative expenses have been minimal to date.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses are expected to be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	Six Months
	Ended	Year Ended
	December 31,	June 30, 2008
	2008
Current Assets	$95,603	$113,653
Current Liabilities	13,713	11,946
Working Capital	$81,890	$101,707

Cash Flows

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2008	2008
Cash used in Operating Activities	$(26,291)	$(51,550)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	$-	$33,500
Net Increase in Cash	(26,291)	(18,050)

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

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(51,550) during the six months ended December 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided by investing activities during the six months ended December 31, 2008.

Cash from Financing Activities

We received cash from financing activities in the amount of $33,500 during the six months ended December 31, 2008.

Going Concern

As of December 31, 2008, we had cash of $95,603 and we estimate that we will require approximately $55,000 to fund our business operations over the next twelve months. Accordingly, we have sufficient funds for planned operations, however, we will be required to raise additional funds for operations after that date.

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

Disclosure of Outstanding Share Data

As at the date of this quarterly report, Trimex has 4,500,000 shares of common stock issued and outstanding. Trimex has no shares of any other class issued outstanding and has not issued any options or warrants to date.

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

Exploration Stage Company

We are considered to be in the exploration stage. We are devoting substantially all our present efforts to exploring and identifying mineral properties suitable for development.

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

As at December 31, 2008 we have not incurred any asset retirement obligations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. All transactions initiated in foreign currencies are translated into the United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

As of December 31, 2008, we had cash in the amount of $95,603. If, after our planned two phase exploration program is completed, significant additional exploration activities are warranted and recommended by our consulting geologist, we will likely require additional financing in order to move forward with our development of the Venado property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Venado property into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, and other metallic minerals and the costs of exploring for or commercial production of these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have incurred the net loss of $98,110 since our inception on January 16, 2008 through December 31, 2008 and do not have any revenues, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $53,317 for the six month period ended December 31, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in a mineral property. Our independent auditors have issued a going concern opinion and have raised substantial doubt about our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The independent auditors’ going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have just commenced the initial stages of exploration on our recently acquired mineral property, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on January 16, 2008, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring a mineral property. We have not earned any revenues and have not achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral property, we will fail and you will lose your entire investment in our company.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Venado property without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Venado property. We intend to carry out the exploration program that has been recommended by a consulting geologist. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

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

Our executive officers have limited experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral resource exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral property. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral resource exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral property with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of February 6, 2009, there were 4,500,000 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.          Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Stock Certificate (1)

10.1	Subscription Agreement dated January 16, 2008 with Aaron Ui (1)

10.2	Subscription Agreement dated January 16, 2007 with Michael Addams (1)

10.3	Form of Subscription Agreement used in the private placement that closed on July 16, 2008 between our company and 36 investors (1)

10.4	Consulting Services Agreement dated January 1, 2008 between our company and Ezra Jimenez (1)

10.5	Contract for Consulting Services dated June 1, 2008 between our company and Foremost Geological Consulting (1)

10.6	Cession Mining Rights Agreement dated June 2, 2008 between Trimex Exploracion S.A. de C.V. and Minera Canvista S.A. de C.V. (1)

31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Aaron Ui

31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Michael Addams

Exhibit
Number	Description

32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002 for Aaron Ui

32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002 for Michael Addams

*	Filed herewith

(1)	Filed as an exhibit to our Registration Statement on Form S-1, filed September 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMEX EXPLORATION INC.

     /s/ Aaron Ui
By: Aaron Ui
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: February 17, 2009

     /s/ Michael Addams
By: Michael Addams
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 17, 2009