Form 10-Q
period 2009-03-31
TRIMEX EXPLORATION INC.
filed 2009-05-20
CIK 1445314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

2

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 18, 2009, there were 4,500,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Trimex Exploration Inc.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

March 31, 2009

(Presented In US Dollars)

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Presented in US Dollars)

	March 31	June 30
	2009	2008

	(Unaudited)	(Audited)

Assets
Current
Cash	$81,673	$109,091
Funds held in trust	17	4,562

Total assets	$81,690	$113,653

Liabilities
Current
Accounts payable and accrued liabilities	$19,565	$11,946

Stockholders' Equity
Capital stock (Note 4)
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,500,000 (June 30, 2008 - 3,000,000) common shares	4,500	3,000
Share subscriptions payable	-	116,500
Additional paid-in capital	175,500	27,000
Deficit accumulated during the exploration stage	(117,875)	(44,793)
Total stockholders' equity	62,125	101,707

Total liabilities and stockholders' equity	$81,690	$113,653

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Presented in US Dollars)

		From		From
		Inception on		Inception on
	Three Months	January 16	Nine Months	January 16
	Ended	2008 through	Ended	2008 through
	March 31	March 31	March 31	March 31
	2009	2008	2009	2009

General and administrative expenses
Accounting and legal	$11,323	$-	$47,194	$64,961
Bank charges	23	38	239	350
Consulting	6,544	1,433	8,421	11,902
Foreign exchange loss	34	2,485	381	381
Office expenses	987	220	1,743	2,050
Transfer agent	854	-	5,293	5,293
Travel	-	-	4,778	7,905
Total general and administrative expenses	19,765	4,176	68,049	92,842

Mineral property expenses
Consulting	-	-	1,000	1,000
Travel	-	-	4,033	4,033
Impairment of mineral property	-	-	-	20,000
Total mineral property expenses	-	-	5,033	25,033

Loss before income taxes	(19,765)	(4,176)	(73,082)	(117,875)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(19,765)	$(4,176)	$(73,082)	$(117,875)

Basic and diluted loss per common share	$0.00	0.00	(0.02)

Weighted average number of basic and
diluted common shares outstanding	4,500,000	3,000,000	4,423,358

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Presented in US Dollars)

			From
	Three		Inception on
	Months	Nine Months	January 16
	Ended	Ended	2008 through
	March 31	March 31	March 31
	2009	2009	2009

Cash provided by (used in)
Operating activities
Net loss	$(19,765)	$(73,082)	$(117,875)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,852	7,619	19,565
Cash used in operating activities	(13,913)	(65,463)	(98,310)

Financing activities
Issuance of common stock for cash	-	33,500	180,000
Cash provided by financing activities	-	33,500	180,000

(Decrease) increase in cash	(13,913)	(31,963)	81,690

Cash, beginning of period	95,603	113,653	-

Cash, end of period	$81,690	$81,690	$81,690

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity
(Presented in US Dollars)

For the Period from Inception on January 16, 2008 through December 31, 2008

					Deficit
					accumulated
	Common stock		Additional	Share	during
	Number of		paid-in	subscriptions	exploration
	shares	Amount	capital	payable	Stage	Total

Balance at inception	-	$-	$-	$-	$-	$-
Issuance of common stock for
cash at $0.01 per share	3,000,000	3,000	27,000	-	-	30,000
Share subscriptions received	-	-	-	116,500	-	116,500
Net loss for the period	-	-	-	-	(44,793)	(44,793)
Balance, June 30, 2008	3,000,000	$3,000	$27,000	$116,500	$(44,793)	$101,707
Private placement	1,500,000	1,500	148,500	(116,500)	-	33,500
Net loss for the period	-	-	-	-	(73,082)	(73,082)
Balance, March 31, 2009	4,500,000	$4,500	$175,500	$-	$(117,875)	$62,125

The accompanying notes are an integral part of these financial statements.

Trimex Exploration Inc.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars)

March 31, 2009

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended June 30, 2008. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements.

3.	Mineral property interest

On June 2, 2008, the Company, through its subsidiary, acquired a 100% interest in a mineral claim located in the state of Sinaloa, Mexico from an unrelated party for cash consideration of $20,000.

4.	Capital Stock

During the period ended March 31, 2009, the Company completed a private placement of 1,500,000 shares of common stock of the Company at a price of $0.10 per share for aggregate proceeds of $150,000.

Trimex Exploration Inc.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars)

March 31, 2009

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

Cash balances

The Company maintains its cash in institutions with high credit-worthiness. At March 31, 2009, all of the company’s cash is held outside of the United States, and is therefore not covered by the Federal Deposit Insurance Corporation or any other government legislation.

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

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We were incorporated in the state of Nevada on January 16, 2008. On June 2, 2008, we acquired a 100% interest in a mining concession that we refer to as the Venado property. The Venado property is located in the municipality of Sinaloa, state of Sinaloa. Exploration of this mining concession is required before a final determination as to its viability can be made. On May 1, 2008, we incorporated our wholly owned subsidiary, Trimex Exploracion, S.A. de C.V. in Mexico in order to hold title to our property in Mexico.

We commenced our planned exploration program during the quarter ended December 31, 2008. Our consulting geologist visited the Venado Property on December 10, 2008 in order to properly plan the first phase of the upcoming field program. We intend to conduct a two phase exploration program for the Venado property. The first phase of our exploration program is anticipated to cost approximately $10,000. This phase is expected to consist of an intense program of mapping and prospecting through the property. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of detailed follow-up sampling and mapping of the entire property. This phase is expected to cost approximately $20,000. The existence of commercially exploitable mineral deposits in the Venado property is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended	Nine Months Ended
	March 31,	March 31
	2009	2009

Revenue	$-	$-
General and Administrative Expenses	19,765	68,049
Net Loss	$19,765	$73,082

Revenue

We had no operating revenues for the three and nine month periods ended March 31, 2009. We anticipate that we will not generate any revenues as long as we are in the exploration stage of our development.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months	From Inception	Nine Months	From Inception on
	Ended	on January 16,	Ended	January 16, 2008
	March 31,	2008 through	March 31,	through March 31,
	2009	March 31, 2008	2009	2009

Accounting and legal	$11,323	$-	$47,194	$64,961
Bank charges	23	38	239	350
Consulting fees	6,544	1,433	8,421	11,902
Foreign exchange loss	34	2,485	381	381
Office expenses	987	220	1,743	2,050
Transfer agent	854	-	5,293	5,293
Travel	-	-	4,778	7,905
Total Expenses	$19,765	$4,176	$68,049	$92,842

General and Administrative

General and administrative expenses include amounts paid in connection with the administration of our business. Our general and administrative expenses have been minimal to date.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization and ongoing reporting obligations. Legal expenses are expected to be ongoing during fiscal 2010 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	Nine Months
	Ended	Year Ended
	March 31, 2009	June 30, 2008
Current Assets	$81,690	$113,653
Current Liabilities	19,565	11,946
Working Capital	$62,125	$101,707

Cash Flows

	Three Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2009
Cash used in Operating Activities	$(13,913)	$(65,463)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	$-	$33,500
Net Increase in Cash	(13,913)	(31,963)

Since our inception, we have relied on equity capital to fund our operations and mineral property acquisition and exploration activities. Since our inception, we completed sales of our equity securities for total proceeds of $180,000. We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(13,913) during the nine months ended March 31, 2009. Cash used in operating activities consisted primarily of payment of professional and consulting fees.

Cash From Investing Activities

No cash was used or provided by investing activities during the nine months ended March 31, 2009.

Cash from Financing Activities

We received cash from financing activities in the amount of $nil during the nine months ended March 31, 2009.

Going Concern

As of March 31, 2009, we had cash of $81,673 and we estimate that we will require approximately $55,000 to fund our business operations over the next twelve months. Accordingly, we have sufficient funds for planned operations, however, we will be required to raise additional funds for operations after that date.

The audited financial statements accompanying our registration statement on Form S-1 for the year ended June 30, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks and Uncertainties

If we do not obtain additional financing, our business will fail.

As of March 31, 2009, we had cash in the amount of $81,673. If, after our planned two phase exploration program is completed, significant additional exploration activities are warranted and recommended by our consulting geologist, we will likely require additional financing in order to move forward with our development of the Venado property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Venado property into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, and other metallic minerals and the costs of exploring for or commercial production of these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have incurred the net loss of $117,875 since our inception on January 16, 2008 through March 31, 2009 and do not have any revenues, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $73,082 for the nine month period ended March 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in a mineral property. Our independent auditors have issued a going concern opinion and have raised substantial doubt about our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The independent auditors’ going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of March 31, 2009, there were 4,500,000 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Subscription Agreement dated January 16, 2008 with Aaron Ui (1)
10.2	Subscription Agreement dated January 16, 2008 with Michael Addams (1)
10.3	Form of Subscription Agreement used in the private placement that closed on July 16, 2008 between our company and 36 investors (1)
10.4	Consulting Services Agreement dated January 1, 2008 between our company and Ezra Jimenez (1)
10.5	Contract for Consulting Services dated June 1, 2008 between our company and Foremost Geological Consulting (1)
10.6	Cession Mining Rights Agreement dated June 2, 2008 between Trimex Exploracion S.A. de C.V. and Minera Canvista S.A. de C.V. (1)
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Aaron Ui
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Michael Addams

Exhibit
Number	Description
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002 for Aaron Ui
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002 for Michael Addams
*	Filed herewith

(1)	Filed as an exhibit to our Registration Statement on Form S-1, filed September 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMEX EXPLORATION INC.

/s/ Aaron Ui
By: Aaron Ui
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: May 19, 2009

/s/ Michael Addams
By: Michael Addams
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 19, 2009