Form 10-K
period 2009-06-30
TRIMEX EXPLORATION INC.
filed 2010-12-22
CIK 1445314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-153641

TRIMEX EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 – 1177 West Hastings Street, Vancouver, British
Columbia Canada	V6E 2K3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.647.0630

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [ x ]

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
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ x ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $150,000 based on a price of $0.10, being the price per share of the last private placement of the issuer on July 16, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]
(Not Applicable)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 450,000 shares of common stock as of December 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward-Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties;
  the potential for delays in the completion of feasibility studies;
  risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration projects;
  risks related to environmental regulation and liability;
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

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Trimex” mean Trimex Exploration Inc. and its subsidiaries, unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We were incorporated in the state of Nevada on January 16, 2008. On June 2, 2008, we acquired a 100% interest in a mining concession that we refer to as the Venado property. The Venado property is located in the municipality of Sinaloa, state of Sinaloa and is described in detail under the heading “Properties — The Venado Property”. Exploration of this mining concession is required before a final determination as to its viability can be made. On May 1, 2008, we incorporated our wholly owned subsidiary, Trimex Exploracion, S.A. de C.V. in Mexico in order to hold our property in Mexico.

Recent Corporate Developments

Since our Form 10-Q filed on May 20, 2009 for the interim period ended March 31, 2009, being our last annual or quarterly report filed with the Securities and Exchange Commission, we experienced the following significant events.

1.

We received a technical report (the “Technical Report”) dated July 21, 2009 from our consulting geologist, respecting the Venado property. Pursuant to the Report, our geological consultant recommended that we undertake the next phase of exploration at the Venado property, as described in detail under the heading “Properties — The Venado Property — Planned Exploration Program”.

2.

On September 1, 2009, we dismissed Moore and Associates, Chartered Accountants and Advisers (“Moore”), as our independent principal accountant upon being informed that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Moore. Effective October 25, 2009, we engaged the accounting firm of Saturna Group Chartered Accountants LLP, as our new independent principal accountant. See “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”.

3.

Pursuant to the recommendations of the Technical Report, during the year ended June 30, 2009 we reduced the size of our claim to the Venado property by abandoning approximately 15 square kilometers of our claim. We reduced the size of our claim to decrease the ongoing costs including foreign tax expenses of carrying a large property. See “Properties — The Venado Property — Property Description and Ownership Interest ”.

4.

Subject to obtaining additional financing, we intend to conduct a two phase exploration program for the Venado property. We intend to conduct the first phase of our exploration program when we receive additional financing. We estimate that the first phase will cost $23,000 and consists of an intense program of mapping and prospecting through the property. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of detailed geophysical surveying. We estimate that the second phase will cost $65,000. We estimate that the cost for reporting on the results of these two phases will be approximately $10,000. Our planned exploration program is described in detail under the heading “Properties — The Venado Property — Planned Exploration Program”.

5.

Effective August 27, 2010, our shareholders approved a 10 for 1 reverse split of issued and outstanding common stock of our company, following which our issued and outstanding common stock decreased from 4,500,000 to 450,000.

Our Current Business

Overview

We commenced our planned exploration program during the quarter ended December 31, 2008. Our consulting geologist, visited the Venado Property on December 10, 2008 in order to properly plan the first phase of the upcoming field program. Our plan of operation is to carry out exploration work on our Venado property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold and silver, but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Venado property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Exploration Stage Company

We are an exploration stage company. We are considered an exploration stage company as we are involved in the examination and investigation of a mineral property that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of developing the Venado property is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Acquisition of the Venado Property

On June 2, 2008, we entered into a cession mining rights agreement with Minera Canvista, S.A. de C.V., through our Mexican subsidiary, Trimex Exploracion, S.A. de C.V. Pursuant to the cession mining rights agreement, we acquired a 100% interest in a mining concession known as the Venado property in consideration for the sum of $20,000. Pursuant to the cession mining rights agreement, Minera Canvista, S.A. de C.V. also renounced any right to collect royalties for any production proceeds in the event that we proceed to the production stage on the Venado property. We selected the Venado property based on our review of historical exploration reports on the property and our management’s determination that the property contains potential mineralization.

Planned Exploration Program

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

We intend to conduct a two phase exploration program for the Venado property. We intend to conduct the first phase of our exploration program when we receive additional financing. We estimate that the first phase will cost $23,000 and consists of an intense program of mapping and prospecting through the property. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of detailed geophysical surveying. We estimate that the second phase will cost $65,000. We estimate that the cost for reporting on the results of these two phases will be approximately $10,000. Our planned exploration program is described in detail under the heading “Properties —The Venado Property — Planned Exploration Program”.

The existence of commercially exploitable mineral deposits in the Venado property is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Competition

We are a new junior mineral resource exploration company. We were incorporated on January 16, 2008 and our operations are not well-established. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Governmental Regulations

In Mexico, mineral resources belong to the Mexican nation and all mining activity requires a concession from the federal government. A concession is granted over free land, pursuant to the first in time, first right principle, which establishes that the first person to request a concession over a portion of land will have the right to the same, provided all other requirements under the Mining Law of Mexico and its associated regulations are met.

A concession owner can perform:

  exploration works on the ground to identify mineral deposits and quantifying and evaluating economically viable reserves and accordingly perform work to develop areas containing mineral deposits; and

  exploitation works to detach and extract minerals from such deposits.

Only Mexican nationals or legal entities incorporated under Mexican law may hold concessions, although there are no restrictions on foreign ownership of such entities. Mining concessions are granted for 50 years, and can be renewed for another 50 years. The main obligations to keep them are the semi-annual payment of mining duties (taxes), based on the surface area of the concession, and the performance of work in the areas covered by the concessions, which is evidenced by minimum expenditures or by the production of ore.

In connection with mining and exploration activities in the Venado property, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

Currently, we are not required to submit any environmental impact statement to the Mexican government for our proposed two phase exploration program on the Venado property because exploration activities such as mapping and sampling do not require the preparation of the environmental impact statement. However, if, after we conduct our two phase exploration program on the Venado property, we decided to conduct a full drilling program, we will have to prepare the environmental impact statement to be submitted to the Mexican government, which will describe the anticipated environmental impact of our planned drilling program, as well as outlining our planned actions to minimize any potential environmental damage. Studies required to support the environmental impact statement include a detailed analysis of the area, among others: soil, water, vegetation, wildlife, cultural resources and socioeconomic impacts.

In reviewing the environmental impact statement, the Mexican government looks at potential impact on national Mexican environment, as well as reviewing for local concerns such as proximity to water supplies or potential interference with local farms. The Mexican government has ten days to respond after we file the environmental impact statement, and if it does not respond, authorization is deemed to have been granted. If the Mexican government does respond, then the time within which authorization will be granted can be increased to six to twelve months or longer. It is also possible that no authorization will be granted if the Mexican government is not satisfied that appropriate measure will be taken to protect the environment.

Employees

As of the date of this annual report, we have no employees other than our directors and officers. We retained a consulting geologist and intend to retain further consultants on a contract basis to conduct the work program on our mineral property in order to carry out our plan of operations.

On January 17, 2008, we entered into a consulting services agreement with Ezra Jimenez, a Mexican lawyer. Pursuant to the agreement, Mr. Jimenez has provided us with advisory services with respect to issues arising for incorporation of our subsidiary in Mexico as well as legal and business affairs related with mining issues. We pay Mr. Jimenez an hourly fee of CDN$150 plus goods and services tax and all reasonable disbursements or expenses.

On June 1, 2008, we entered into a contract for consulting services with Foremost Geological Consulting. Pursuant to the agreement, Foremost Geological Consulting has provided us with services such as planning, coordinating and performing exploration work on our property and compiling and reviewing geological, geochemical and geophysical data on our property. We pay Foremost Geological Consulting $500 per day and goods and services tax and all reasonable out-of-pocket expenses.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Associated with our Financial Condition

If we do not obtain additional financing, our business will fail.

As of September 30, 2010, we had cash in the amount of $18,278.82. We require additional financing in order to commence the first phase of our exploration program of the Venado property. If our exploration programs are successful in discovering reserves of mineral resources, we will require significant additional funds in order to develop the Venado property. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, and other metallic minerals and the costs of exploring for or commercial production of these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have incurred a net loss of $137,055 since our inception on January 16, 2008 through June 30, 2009 and do not have any revenues, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $137,055 since our inception on January 16, 2008 through June 30, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in a mineral property. Our independent auditors have issued a going concern opinion and have raised substantial doubt about our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The independent auditors’ going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

Risks Associated with our Company

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

The only exploration of the Venado property we have conducted is the completion of a technical report and thus we have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on January 16, 2008, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring a mineral property. We have not earned any revenues and have not achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Venado properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

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

Without additional financing, of which there is no assurance that we would be able to obtain. we will not be able to commence the first phase of our exploration program for our Venado property

We intend to carry out the exploration program that has been recommended by a consulting geologist. However, we do not have enough cash to commence the first phase of our exploration program. If we cannot raise additional financing, we may never commence the first phase of our exploration program. Further, there is no assurance that our actual costs will not exceed the estimated costs. Factors that could cause actual costs to exceed our estimated costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

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

Risks Associated with our Mining Operations

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our mineral property. Potential investors should be aware of the difficulties normally encountered by new mineral resource exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of mineral resources. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

If we discover commercial reserves of minerals on our mineral property, we can provide no assurance that we will be able to successfully achieve commercial production.

Our mineral property does not contain any known mineral resources. If our exploration programs are successful in establishing mineral resources, we will require additional funds in order to achieve commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment.

Because access to our mineral property is difficult, we may be delayed in our exploration and any future mining efforts.

Access to the Venado property is difficult and there are no roads within the Venado property. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail and the loss of your entire investment.

As we undertake exploration of our mineral property, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program, which could increase our expenses.

We will be subject to the mining laws and regulations in Mexico as we carry out our exploration program. We will be required to pay mining taxes to the Mexican government. We will be required to prove our compliance with relevant Mexican environmental and workplace safety laws, regulations and standards by submitting receipts showing the purchase of equipment used for workplace safety or the prevention of pollution or the undertaking of environmental remediation projects before we are able to obtain drilling permits. If our exploration activities lead us to make a decision to go into mining production, before we commence a major drilling program, we will have to obtain an environmental impact statement authorization. This could potentially take more than 10 months to obtain and could potentially be refused. New regulations, if any, could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

If we do not find a joint venture partner for the continued development of our mineral property, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our mineral property. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior mineral resource exploration companies which have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral property to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, our business may fail and you may lose your entire investment.

Risks Associated with our Management

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

Risks Associated with our Common Stock

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

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 22, 2010, there were 450,000 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.	PROPERTIES.

Executive Offices

Our principal executive office consisting of 250 square feet is located at 2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3, Canada. We use an office leased by Aaron Ui, our president, chief executive officer, and director, as our principal executive office, but Mr. Ui does not charge us for rent. Mr. Ui leases the office monthly.

The Venado Property

Property Description and Ownership Interest

We own a 100% interest in the mining concession that we refer to as the Venado property. The Venado property consists of a mining concession totaling 1,961.8752 hectares located within the municipality of Sinaloa of the state of Sinaloa. The mining concession has a claim title number of 229040 and was issued on February 27, 2007 and is granted for 50 years.

On June 2, 2008, we entered into a cession mining rights agreement with Minera Canvista, S.A. de C.V., through our Mexican subsidiary, Trimex Exploracion, S.A. de C.V. Pursuant to the cession mining rights agreement, we acquired a 100% interest in a mining concession known as the Venado property in consideration for the sum of $20,000. Pursuant to the cession mining rights agreement, Minera Canvista, S.A. de C.V. also renounced any right to collect royalties for any production proceeds in the event that we proceed to the production stage on the Venado property.

In accordance with the recommendations of our technical report dated July 21, 2009, and to reduce our ongoing expenses, during fiscal 2009, we reduced the size of our claim to the Venado property by abandoning approximately 15 square kilometers of our claim.

Technical Report

We received a technical report dated July 21, 2009 (the “Report”) from our consulting geologist Foremost Geological Consulting respecting the Venado property. Pursuant to the Report, our consulting geologist recommended a two phase exploration program on the Venado property to explore potential mineralization on the property, as described under the heading “Planned Exploration Activities”.

Location

The Venado property is located in the State of Sinaloa, western Mexico, and is close the border with the Durango State. The property is approximately 150 km northeast of the capital city of Culiacan and approximately 32 km from the town of Sinaloa De Leyva. It is within the municipality of Sinaloa. The Venado property is located approximately 70 km, as the crow flies, from the Pacific Ocean. The nearest coastal city is Topolebampa.

The property is made up of one claim block that covers 1,961.8752 hectares that contains two previously existing claims that belong to local Mexican owners.

A map showing the location of the Venado property is provided below:

Location of Venado Property

ARIZONA
NEW MEXICO
TEXAS
CHIHUAHUA
SONORA
SINALOA
DURANGO
SIERRA MADRE OCCIDENTAL
Sierra Madre Belt
Uruachic
Chamizal
La Caridad
Lampazos
Dolores
Mulatos
Ocampo
Piedras Verdes
Monterede
La Reforma
El Sausal
Guadalupe Y Calvo
Guanacevi
El Paso
Ciudad Juarez
Hermosillo
Chihuahua
Ciudad Obregon
Los Mochis
MAP KEY
ADVANCED PROJECTS
base metal prospect
precious metal prospect
precious metal mine
base metal mine
kilometres

The Venado Property

Exploration History

Historically, this area has been mined by small miners and prospectors. All prior production in this area has been mainly grass-roots, small family operations. No drilling has ever taken place on the property.

Present Condition

The Venado property presently does not have any known mineral reserves. There are some underground Artizno mines on the property. There is no plant or equipment located on the property.

Access

There is no road access within the Venado property and it takes approximately one and a half hours by horse to arrive at the centre of the property. Access to the stepping off point to the property is by dirt roads which are passable year round with a two-wheel drive pickup, with the exception of short periods during heavy rains when it may be necessary to wait a few hours for a river to subside and use four-wheel drive on portions of the road. The nearest town, Sinaloa De Leyva is approximately four hours by car from the property. Sinaloa De Leyva is approximately two and a half hours by car from the major centre of Culiacan by paved roads and highways.

Infrastructure

Sinaloa De Leyva is the nearest town to the property to get supplies. It is a town of approximately 10,000 people and includes cellular telephone service, telephone lines of sufficient quality for faxes and computer modems. There is daily bus service to the state capital of Culiacan. Available supplies include groceries, fuel and the normal range of tools and supplies that can be found in rural areas with a predominantly agricultural economy.

Current State of Exploration

Other than the Report, we have not conducted any exploration work on the Venado property.

Planned Exploration Program

We engaged Foremost Geological Consulting in Vancouver, British Columbia, Canada in order to conduct our exploration program on the Venado property. A consulting geologist from Foremost Geological Consulting will lead our exploration program on the Venado property.

In the Report, our consulting geologist recommended the completion of a two phase preliminary exploration program which is summarized below. We have determined, based on the recommendation of our consulting geologist, to proceed with this exploration program. The costs of the two phase preliminary exploration program is broken down as follows:

Detailed geological mapping and sampling :

1 Geologist for 20 days @ $500 per day:	$10,000
3 Field Assistants for 20 days @ $30 per day per person:	$600
Food and accommodation @ $30 per man-day:	$2,400
Field supplies:	$1,000
Vehicle rental, fuel and maintenance:	$5,000
Analytical costs: 100 samples @ $40 per sample:	$4,000
Subtotal	$23,000

Geophysical surveys:

Including mob/demob charges (2 days), line cutting (10 days) and surveying at 1.25 km per day (16 days)	$65,000
Subtotal	$65,000

Report preparation:
For reporting on all of the above work, including drafting:	$10,000
TOTAL COST: $98,000

Detailed geological mapping and sampling

The first phase of the exploration program is intended to be comprised of an intense program of mapping and prospecting throughout the property with special attention paid to the three areas (which we refer to as Agua Hedionda, Los Nachos, and Los Metates). Each of these areas of known mineralization will be re-sampled and all locations will be located using GPS, mapped in detail and photographed. We will try to sample the material within the workings as well as get a sense of the geological model and the exploration potential. We intend to engage in prospecting wherever access is not too difficult.

We estimate that the first phrase of the exploration program will cost $23,000. This work will be conducted by a team of a consulting geologist and 3 field assistants. The first phase of the exploration program should take approximately twenty days. We anticipate that this phase will not commence until we obtain additional financing. If we are unable to obtain additional financing, we may never commence this phase.

Geophysical Surveys

If the results of the first phase of the exploration program warrant the continuation into the second phase of the program and we obtain additional financing, we intend to conduct the second phase of the program. The second phase of the exploration program will be comprised of detailed follow-up geophysical surveying. We estimate that the second phase of the exploration program will cost $65,000.

Report Preparation

Throughout the first and second phase, we will need to prepare reports describing our activities and results. We estimate that the costs of preparing those reports will be $10,000 for both phases.

Continuation of Exploration

We plan to continue exploration of our Venado property for so long as the results of the geological exploration that we complete indicate the further exploration of the Venado property is recommended. If we determine not to proceed with further exploration of our Venado property because of results from geological exploration that indicate that further exploration is not recommended, we will attempt to acquire an interest in a new resource property. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. Other than the shares of our common stock being offered under this prospectus, there are no shares of our common stock that is being, or have been proposed to be, publicly offered, the offering of which could have a material effect on the market price of our common stock.

Our common shares are issued in registered form. Wall Street Transfer Agents Inc., located at 12492 Harris Road, Pitt Meadows, British Columbia V3Y 2J4, Canada (telephone: 604.465.7475; facsimile 604.465.7485) is the registrar and transfer agent for our common shares.

Holders of our Common Stock

As of December 22, 2010, we have 38 registered stockholders and 450,000 shares issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

So long as any shares of our preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods relating to our preferred stock have been paid or are contemporaneously declared and paid in full, no dividend whatsoever will be paid or declared on our common stock

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended June 30, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any long-term incentive plans.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We were incorporated in the state of Nevada on January 16, 2008. On June 2, 2008, we acquired a 100% interest in a mining concession that we refer to as the Venado property. The Venado property is located in the municipality of Sinaloa, state of Sinaloa. Exploration of this mining concession is required before a final determination as to its viability can be made. On May 1, 2008, we incorporated our wholly owned subsidiary, Trimex Exploracion, S.A. de C.V. in Mexico for the sole purpose of holding our property interest in Mexico.

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

We intend to conduct a two phase exploration program for the Venado property. We intend to conduct the first phase of our exploration program when we receive additional financing. We estimate that the first phase will cost $23,000 and consists of an intense program of mapping and prospecting through the property. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of detailed geophysical surveying. We estimate that the second phase will cost $65,000. We estimate that the cost for reporting on the results of these two phases will be approximately $10,000. Our planned exploration program is described in detail under the heading “Properties —The Venado Property — Planned Exploration Program”.

Provided we obtain additional financing and complete the first phase of our exploration program, we anticipate that our estimated expenses over the next twelve months will be as follows:

Cash Requirements during the Next Twelve Months

General, Administrative and Corporate Expenses	$20,000
Expenditures on the Venado Property	23,000
Total	$43,000

We plan to raise the capital required to commence the first phase of our exploration program primarily through the continued financial support of our directors and stockholders and the continued issuance of equity to new stockholders. There is no assurance that we will be able to obtain further funds required for our continued working capital requirements. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations for Year ended June 30, 2009 Compared to Year ended June 30, 2008

Our operating results for the years ended June 30, 2009 and June 30, 2008 are summarized as follows:

	Year Ended June 30, 2009	Period from January 16, 2008 (date of inception) to June 30, 2008	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$92,262	$44,793	105.9%
Net Income (loss)	$(92,262)	$(44,793)	105.9%

Revenues

We have had no operating revenues for the years ended June 30, 2009 and June 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Foreign exchange loss	$310	-
General and administrative	$83,892	$24,793
Mineral property costs	$8,060	-
Write-down of mineral property costs	-	$20,000
Total Expenses	$92,262	$44,793

General and Administrative Expenses

The increase in our general and administrative expenses for the year ended June 30, 2009 was primarily due to accounting, audit and legal fees pertaining to the Company’s registration statement filing and subsequent quarterly filings.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2009	As at June 30, 2008
Current Assets	$61,774	$113,653
Current Liabilities	$18,829	$11,946
Working Capital	$42,945	$101,707

Current Assets

Our current assets deceased by $51,879 due to a net decrease in cash, as described below.

Cash Flows

	Year Ended June 30, 2009	Year Ended June 30, 2008
Cash used in Operating Activities	$(85,379)	$(12,847)
Cash provided by Investing Activities	-	$(20,000)
Cash provided by Financing Activities	$33,500	$146,500
Net Increase (Decrease) in Cash	$(51,879)	$113,653

Cash Provided by Financing Activities

On July 16, 2008, we issued 1,500,000 (pre 10:1 reverse split) shares of our common stock to 36 subscribers at an offering price of $0.10 per share for gross offering proceeds of $150,000, of which $116,500 was recorded as common stock subscribed as at June 30, 2008 and $33,500 was received during the fiscal year ended June 30, 2009.

Going Concern

The audited consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2009, we had cash of $61,774 and we estimate that we will require approximately $43,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the June 30, 2009 and June 30, 2008 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Mineral Property Costs

The Company has been in the exploration stage since its inception on January 16, 2008 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trimex Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Trimex Exploration Inc. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2009, period from January 16, 2008 (date of inception) to June 30, 2008, and accumulated from January 16, 2008 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the year ended June 30, 2009, period from January 16, 2008 (date of inception) to June 30, 2008, and accumulated from January 16, 2008 (date of inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Saturna Group Chartered Accountants LLP”

Vancouver, Canada

September 24, 2010

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	61,774	113,653
Total Assets	61,774	113,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,579	2,048
Accrued liabilities	10,250	9,898
Total Liabilities	18,829	11,946
Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 6)
Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.001 par value Nil shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.001 par value 450,000 and 300,000 shares issued and outstanding, respectively	450	300
Additional paid-in capital	179,550	29,700
Common stock subscribed (Note 4)	–	116,500
Deficit accumulated during the exploration stage	(137,055)	(44,793)
Total Stockholders’ Equity	42,945	101,707
Total Liabilities and Stockholders’ Equity	61,774	113,653

(The accompanying notes are an integral part of these consolidated financial statements)

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

		Period from	Accumulated from
		January 16, 2008	January 16, 2008
	Year ended	(date of inception)	(date of inception)
	June 30,	to June 30,	to June 30,
	2009	2008	2009
	$	$	$

Revenue	–	–	–

Expenses
Foreign exchange loss	310	–	310
General and administrative	83,892	24,793	108,685
Mineral property costs	8,060	–	8,060
Write-down of mineral property costs	–	20,000	20,000
Total Expenses	92,262	44,793	137,055
Net Loss	(92,262)	(44,793)	(137,055)

Net Loss Per Share, Basic and Diluted	(0.21)	(0.15)

Weighted Average Common Shares Outstanding	444,247	300,000

(The accompanying notes are an integral part of these consolidated financial statements)

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Period from January 16, 2008 (date of inception) to June 30, 2009
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance, January 16, 2008 (date of inception)	–	–	–	–	–	–
Common stock issued for cash $0.10 per share	300,000	300	29,700	–	–	30,000
Common stock subscribed	–	–	–	116,500	–	116,500
Net loss for the period	–	–	–	–	(44,793)	(44,793)
Balance, June 30, 2008	300,000	300	29,700	116,500	(44,793)	101,707
Common stock issued for cash at $1.00 per share	150,000	150	149,850	(116,500)	–	33,500
Net loss for the year	–	–	–	–	(92,262)	(92,262)
Balance, June 30, 2009	450,000	450	179,550	–	(137,055)	42,945

(The accompanying notes are an integral part of these consolidated financial statements)

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

		Period from	Accumulated from
		January 16, 2008	January 16, 2008
	Year ended	(date of inception)	(date of inception)
	June 30,	to June 30,	to June 30,
	2009	2008	2009
	$	$	$
Operating Activities
Net loss	(92,262)	(44,793)	(137,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of mineral properties	–	20,000	20,000
Changes in operating assets and liabilities:
Accounts payable	6,531	2,048	8,579
Accrued liabilities	352	9,898	10,250
Net Cash Used In Operating Activities	(85,379)	(12,847)	(98,226)
Investing Activities
Acquisition of mineral properties	–	(20,000)	(20,000)
Net Cash Used In Investing Activities	–	(20,000)	(20,000)
Financing Activities
Proceeds from common stock issued or subscribed	33,500	146,500	180,000
Net Cash Provided by Financing Activities	33,500	146,500	180,000
Increase (Decrease) in Cash	(51,879)	113,653	61,774
Cash, Beginning of Period	113,653	–	–
Cash, End of Period	61,774	113,653	61,774
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 16, 2008. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2009, the Company has accumulated losses of $137,055 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to funding our working capital deficit, the Company requires additional funds to proceed with its plan of operation over the next twelve months. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Trimex Exploracion S.A. de C.V. All significant inter-company transactions and balances have been eliminated.

	b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 16, 2008 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	e)	Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	f)	Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at June 30, 2009 and 2008, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2008 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiary’s, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the periods ended June 30, 2009 and 2008, there were no charges for interest or penalties.

	i)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	j)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	k)	Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009 and 2008, the Company does not have any items representing comprehensive income/loss.

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company maintains its cash in high credit quality financial institutions. The carrying amount of cash represents the maximum credit exposure.

The Company is exposed to fluctuations in foreign currency through its operations in Mexico. The Company monitors this exposure, but does not use derivative instruments to hedge exposure to foreign exchange rate risk.

m)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	n)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

3.	Mineral Properties

On June 2, 2008, the Company acquired a 100% interest in a mineral claim located in Sinaloa, Mexico for $20,000. As at June 30, 2008, the Company wrote off the mineral property acquisition costs of $20,000 due to the uncertainty of establishing proven and probable reserves.

4.	Common Stock

	a)	On January 16, 2008, the Company issued 300,000 share of common stock at $0.10 per share for proceeds of $30,000.

	b)	On July 14, 2008, the Company issued 150,000 shares of common stock at $1.00 per share for proceeds of $150,000, of which $116,500 was recorded as common stock subscribed as at June 30, 2008.

5.	Income Taxes

The Company has net operating losses carried forward of $108,995 available to offset taxable income in future years which expires beginning in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009	2008
	$	$
Income tax recovery at statutory rate	(31,369)	(15,230)
Valuation allowance change	31,369	15,230
Provision for income taxes	–	–

TRIMEX EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Periods Ended June 30, 2009 and 2008
(Expressed in U.S. dollars)

5.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at June 30, 2009 and 2008, are as follows:

	2009	2008
	$	$
Mineral property costs	9,540	6,800
Net operating losses carried forward	37,059	8,430
Gross deferred income tax assets	46,599	15,230
Valuation allowance	(46,599)	(15,230)
Net deferred income tax asset	–	–

The Company is in arrears on filing its statutory income tax returns and it therefore has estimated the expected amount of loss carryforwards available once the outstanding returns are filed. The Company expects to have net operating loss carryforwards for income tax purposes available to offset future taxable income. In addition, the Company may be subject to penalties and interest for failure to file these returns and related schedules.

6.	Subsequent Event

On September 11, 2010, the Company effected a 10 for 1 reverse split of its issued and outstanding shares of common stock with no change in par value. All share amounts of the Company have been retroactively adjusted for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 1, 2009, we dismissed Moore & Associates, Chartered Accountants and Advisors (“Moore”) as our independent principal accountant upon being informed that on August 27, 2009 the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Moore because of violations of: PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with an investigation. Effective October 25, 2009, our board of directors decided to engage the accounting firm of Saturna Group Chartered Accountants LLP (the “Saturna Group”), as our new independent principal accountant. The decision to dismiss Moore and to appoint Saturna Group was recommended by our board of directors, which acts as our audit committee.

Moore’s report on our financial statements for the period from inception on January 16, 2008 to June 30, 2008 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the our audited financial statements contained in our Registration Statement on Form S-1 for the period from inception on January 16, 2008 to June 30, 2008 (the “Registration Statement”) included a going concern qualification in the our audited financial statements.

During the our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore’s satisfaction, would have caused Moore to make reference to the subject matter of the disagreement in connection with its report on our financial statements. During our two most recent fiscal years, and in the subsequent interim periods through the date of dismissal of Moore, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) with Moore.

On October 25, 2009, we engaged Saturna Group as our independent accountant. During the two most recent fiscal years and the subsequent interim periods through the date of appointment, we have not consulted with Saturna Group regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Saturna Group provided to us a written report or oral advice that Saturna Group concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with Saturna Group regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our principal executive officer and our principal financial officer conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2009

More specifically, our management has identified the following weaknesses:

  We do not have any independent directors acting in an oversight role which increases the risk of management override;
  Our board of directors does not exercise oversight over financial reporting;
  Our small number of employees does not permit segregation of duties; and
  Our securities filings are not filed timely.

We are addressing these weaknesses as described below under the section heading “Changes in Internal Control Over Financial Reporting”.

Changes in Internal Controls over Financial Reporting

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending June 30, 2011 in order to mitigate existing weaknesses.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Aaron Ui	28	President, Chief Executive Officer, and Director
Michael Addams	29	Chief Financial Officer, Secretary, Treasurer, and Director

Summary Background of Executive Officers and Directors

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Aaron Ui – President, Chief Executive Officer, and Director

Aaron Ui has been our president, chief executive officer, and director since our incorporation on January 16, 2008. Mr. Ui is a certified financial planner and a member of the Financial Planner Standards Council of Canada. Mr. Ui currently serves as a certified financial planner for CF Canada Financial Group, which he joined in 2001. Mr. Ui was president, chief executive officer, principal executive officer, and director of Mar Ked Mineral Exploration Inc. from August 22, 2006 to November 14, 2007. Mr. Ui devotes approximately 15% of his working time to our company.

We believe Mr. Ui is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Michael Addams – Chief Financial Officer, Secretary, Treasurer, and Director

Mr. Addams has been our chief financial officer, secretary, treasurer, and director since our incorporation on January 16, 2008. Mr. Addams holds a Bachelor of Science in Business Management and is a registered mortgage broker in good standing in both British Columbia and Alberta, Mr. Addams currently serves as the Western Canadian Sales Manager for Home N Work Mortgages. Mr. Addams has been in the mortgage finance industry since 2003 in the capacity of procuring investment monies for private mortgages, brokering mortgages, and managing an office. Mr. Addams devotes approximately 15% of his working time to our company.

We believe Mr. Addams is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Term of Office

The directors serve until their successors are elected by the shareholders. Vacancies on the board of directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the board of directors.

Family Relationships

There are no family relationships amongst are directors and officers.

Significant Employees

We have no significant employees other than the directors and officers described above.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our audit committee is composed of our directors and officers, Aaron Ui and Michael Addams.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

As of June 30, 2009, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is filed as an exhibit with this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2009 and June 30, 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Aaron Ui President and Chief Executive Officer(1)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael Addams, Chief Financial Officer, Secretary and Treasurer(2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Aaron Ui was appointed as our president and chief executive officer on January 16, 2008.

(2)	Michael Addams was appointed as our chief financial officer, secretary and treasurer on January 16, 2008.

Employment Contracts

We have not entered into any employment agreement or consulting agreements with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We have no equity compensation plans outstanding.

Aggregated Options Exercised

There were no stock options exercised during the year ended June 30, 2009.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Compensation

No director received and/or accrued any compensation for his services as a director during the year ended June 30, 2009. We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

As of December 22, 2010, there were 450,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address	Number of Shares	Percentage of Class
Directors and Officers:	of Beneficial Owner	Beneficially Owned (1)	(2)

Common Stock	Aaron Ui 2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3 Canada	150,000	33.33%

Common Stock	Michael Addams 2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3 Canada	150,000	33.33%

Common Stock	Directors and Officers as a group (two)	300,000	66.66%

Major Shareholders:

Common Stock	Aaron Ui 2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3 Canada	150,000	33.33%

Common Stock	Michael Addams 2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3 Canada	150,000	33.33%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 450,000 shares of common stock issued and outstanding as of December 22, 2010.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than as set out below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

On January 16, 2008, we issued 1,500,000 (pre 10:1 reverse) split shares of our common stock to Aaron Ui, our president, chief executive officer, and director at a price of $0.01 per share for gross proceeds of $15,000. On the same day, we issued 1,500,000 (pre 10:1 reverse split) shares of our common stock to Michael Addams, our chief financial officer, secretary, treasurer, and director at a price of $0.01 per share for gross proceeds of $15,000.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Aaron Ui is our chief executive officer and president and a director of our company and Mr. Michael Addams is our chief financial officer, secretary and treasurer and a director of our company. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2009 and June 30, 2008 for professional services rendered by Saturna Group Chartered Accountants LLP for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	3,250	3,250
Audit Related Fees	nil	nil
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	3,250	3,250

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Saturna Group Chartered Accountants LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Saturna Group Chartered Accountants LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Subscription Agreement dated January 16, 2008 with Aaron Ui (1)
10.2	Subscription Agreement dated January 16, 2008 with Michael Addams (1)
10.3	Form of Subscription Agreement used in the private placement that closed on July 16, 2008 between our company and 36 investors (1)
10.4	Consulting Services Agreement dated January 1, 2008 between our company and Ezra Jimenez (1)
10.5	Contract for Consulting Services dated June 1, 2008 between our company and Foremost Geological Consulting (1)
10.6	Cession Mining Rights Agreement dated June 2, 2008 between Trimex Exploracion S.A. de C.V. and Minera Canvista S.A. de C.V. (1)
14.1*	Code of Ethics
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Aaron Ui
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002 for Michael Addams
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002 for Aaron Ui
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002 for Michael Addams

*	Filed herewith

(1)	Filed as an exhibit to our Registration Statement on Form S-1, filed September 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMEX EXPLORATION INC.

/s/ Aaron Ui
By: Aaron Ui
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: December 22, 2010

/s/ Michael Addams
By: Michael Addams
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: December 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aaron Ui
By: Aaron Ui
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: December 22, 2010

/s/ Michael Addams
By: Michael Addams
Chief Financial Officer, Secretary, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: December 22, 2010